Form 10-Q
period 2020-09-30
RMG Acquisition Corp. II
filed 2021-01-25
CIK 1820143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39776

RMG Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1550286
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

50 West Street, Suite 40C New York, New York	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 785-2579

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	RMGBU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	RMGB	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	RMGBW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

As of January 25, 2021, 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B common shares, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORPORATION II

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORPORATION II

CONDENSED BALANCE SHEET

September 30, 2020
(unaudited)
Assets:
Current assets:
Cash	$122,670
Prepaid expenses	6,687
Total current assets	129,357
Deferred offering costs associated with initial public offering	306,802
Total Assets	$436,159

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$50,000
Accrued expenses	29,100
Note payable – related party	151,116
Total current liabilities	230,216
Deferred legal fees	200,000
Total liabilities	430,216

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(19,057)
Total shareholders’ equity	5,943
Total Liabilities and Shareholders’ Equity	$436,159

(1)	This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$19,057
Net loss	$(19,057)

Weighted average shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per share	$(0.00)

(1)	The number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Class B		Additional
	Preference Shares		Ordinary Shares		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – July 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(19,057)	(19,057)
Balance - September 30, 2020	—	$—	8,625,000	$863	$24,137	$(19,057)	$5,943

(1)	The number includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(19,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
General and administrative expenses paid by the Sponsor in exchange for issuance of Class B ordinary shares	18,309
Changes in operating liabilities:
Accounts payable	748
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	151,116
Offering costs paid associated with initial public offering	(28,446)
Net cash provided by financing activities	122,670

Net increase in cash and cash equivalents	122,670

Cash - beginning of the period	—
Cash - end of the period	$122,670

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$49,252
Deferred offering costs included in accrued expenses	$29,100
Deferred legal fees in connection with the initial public offering	$200,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Organization, Business Operations and Basis of Presentation

RMG Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020 (date of inception). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 28, 2020 (date of inception) through September 30, 2020 relates to the Company’s formation and the preparation for the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RMG Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,026,807 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more operating businesses or assets that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 14, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 by the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $151,000 under the Note (as defined in Note 5).  The Company repaid the Note in full on December 15, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from July 28, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ended December 31, 2020, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on December 11, 2020 related to the Initial Public Offering and the audited balance sheet included in the Form 8-K filed by the Company with the SEC on December 18, 2020.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of the expenses during the period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to its short-term nature.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on December 14, 2020.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,026,807 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.5 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

In July 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration. On December 9, 2020, the Company effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination (x) if the last reported sale price of its Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Related Party Loans

On July 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. As of September 30, 2020, the Company had borrowed approximately $151,000 under the Note. The Company repaid the Note balance in full on December 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 4,500,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on December 14, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the initial Business Combination. As of September 30, 2020, the Company recorded an aggregate of $200,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On July 30, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share surrender and share split described in Note 5. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2020, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•	if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

•	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statements were issued, that require potential adjustment to or disclosure in the financial statements and has concluded that all such events, except as disclosed in Note 1, 3, 4, 5 and 6, that would require recognition or disclosure have been recognized or disclosed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to RMG Acquisition Corporation II, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

▪	This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on December 11, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020 (date of inception) for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “initial Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is RMG Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees.

Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,026,807 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $10.5 million.

Upon the closing of our Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit)  of the net proceeds of our Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or December 14, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation and the preparation for our Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing a Business Combination..

For the period from July 28, 2020 (inception) through September 30, 2020, we had a net loss of approximately $19,100, which consists solely of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 by our Sponsor to cover certain expenses on behalf of us in exchange for issuance of Founders Shares, and loan proceeds from our Sponsor of approximately $151,000 under the Note.  We repaid the Note in full on December 15, 2020. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Related Party Transactions

Founder Shares

In July 2020, our Sponsor paid an aggregate of $25,000 to cover for certain expenses on our behalf in exchange for issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, our Sponsor effected a surrender of 2,875,000 Class B ordinary shares to us for no consideration. On December 9, 2020, we effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after our Initial Public Offering. The underwriter exercised its over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

Our Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of our Initial Business Combination; and (ii) subsequent to our initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Reimbursements and Loans

Our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to our Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of our Initial Public Offering. As of September 30, 2020, we borrowed approximately $151,000 under the Note. The Note was repaid in full on December 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of our affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we have no borrowings under the Working Capital Loans.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

Contractual Obligations

Underwriting Agreement

We granted the underwriters a 45-day option from the date of this prospectus to purchase up to 4,500,000 additional Units at our Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on December 14, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the effective date of our Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs Associated with our Initial Public Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the date of the financial statements that are directly related to our Initial Public Offering and were charged to shareholders’ equity upon the completion of our Initial Public Offering in December 2020.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on December 2, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 14, 2020, we consummated our Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the election to fully exercise its over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. BofA Securities and Barclays Capital acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-249342 and 333-251244). The registration statements became effective on December 9, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,026,807 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.5 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional Units, and the sale of the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $6,900,000 in underwriting discounts and commissions and $1,962,238 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

D. James Carpenter stepped down from his position on the compensation committee of the board of the Company (the “Compensation Committee”). W. Thaddeus Miller was appointed to the Compensation Committee. These changes are effective as of the date hereof. As W. Thaddeus Miller is an independent director under applicable SEC rules and the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), the composition of the Compensation Committee complies with Rule 5605(d)(2)(A) of the Nasdaq Listing Rules.

W. Thaddeus Miller stepped down from his position on the audit committee of the board of the Company (the “Audit Committee”). Catherine D. Rice was appointed to the Audit Committee. These changes are effective as of the date hereof.

The Company has consented to the participation of its officers and directors in the formation of, or becoming an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act prior to our entering into a definitive agreement regarding our initial Business Combination.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 9, 2020, by and among the Company, BofA Securities, Inc. and Barclays Capital Inc.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Warrant Agreement, dated December 9, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.1	Letter Agreement, dated December 9, 2020, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated December 9, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration Rights Agreement, dated December 9, 2020, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Sponsor Warrants Purchase Agreement, dated December 9, 2020, between the Company and the Sponsor.(1)
10.5	Indemnity Agreement, dated December 9, 2020, between the Company and D. James Carpenter.(1)
10.6	Indemnity Agreement, dated December 9, 2020, between the Company and Philip Kassin.(1)
10.7	Indemnity Agreement, dated December 9, 2020, between the Company and Robert S. Mancini.(1)
10.8	Indemnity Agreement, dated December 9, 2020, between the Company and Wesley Sima.(1)
10.9	Indemnity Agreement, dated December 9, 2020, between the Company and Craig Broderick.(1)
10.10	Indemnity Agreement, dated December 9, 2020, between the Company and W. Grant Gregory.(1)
10.11	Indemnity Agreement, dated December 9, 2020, between the Company and W. Thaddeus Miller.(1)
10.12	Indemnity Agreement, dated December 9, 2020, between the Company and Catherine D. Rice.(1)
10.13	Administrative Services Agreement, dated December 9, 2020, between the Company and the Sponsor.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: January 25, 2021		/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer