Form 10-K
period 2020-12-31
RMG Acquisition Corp. II
filed 2021-03-23
CIK 1820143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

To

Commission File No. 001-39776

RMG Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1550286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Street, Suite 40C New York, NY	10006
(Address of Principal Executive Offices)	(Zip Code)

(212) 785-2579

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	RMGBU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	RMGB	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	RMGBW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on The Nasdaq Stock Market LLC separately from its Units on February 1, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at March 15, 2021 was approximately $357,057,000.

As of January 25, 2021, there were 34,500,000 units of the Registrant’s Class A ordinary shares, $0.0001 par value, and 8,625,000 of the Registrant’s Class B ordinary shares, $0.0001 per share, issued and outstanding.

RMG ACQUISITION CORPORATION II

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with ReNew India (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with ReNew India;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•

the other risk and uncertainties discussed in “Item 1.A. — Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed business combination with ReNew India (the “ReNew India Disclosure Statement”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to RMG Acquisition Corporation II, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RMG Sponsor II, LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor.

Item 1. Business.

Overview

Mr. Carpenter, Mr. Mancini, and Mr. Kassin have established RMG Acquisition Corporation II (the “Company”) to partner with the management and owners of high-quality companies seeking an alternative to a traditional initial public offering (“Initial Public Offering”). Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of opportunities.

We are a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). While we may pursue an initial business combination target in any industry or geographic location, we intend to search for a target business across a broad range of industries and sectors. We recently announced our proposed business combination with ReNew Energy Global Limited, a company with limited liability incorporated under the laws of India (“ReNew India”). The Company’s sponsor is RMG Sponsor II, LLC, a Delaware limited liability company.

Our registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,026,807 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.5 million.

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries (“U.S. Treasuries”) and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will provide our holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 14, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed ReNew India Business Combination

On February 24, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Philip Kassin, in his capacity as the representative for the shareholders of the Company, ReNew India, (iv) ReNew Energy Global Limited, a private limited company incorporated under the laws of England and Wales (“ReNew Global”), (v) ReNew Power Global Merger Sub, a Cayman Islands exempted company (“Merger Sub”) and (vi) certain shareholders of ReNew India named in the Business Combination Agreement (the “Major Shareholders”), pursuant to which the Company will effect a Business Combination with ReNew Energy Global Limited, a company with limited liability incorporated under the laws of India (the “ReNew India Business Combination”). Prior to the completion of the transactions contemplated by the Business Combination Agreement, (i) Merger Sub shall be a wholly-owned subsidiary of ReNew Global and (ii) ReNew Global shall be an independent entity wholly-owned by a third party. Pursuant to the terms of the Business Combination Agreement, (i) Merger Sub will merge with and into the Company, with the Company surviving (the “Merger”) and (ii) following the Merger, the Major Shareholders will transfer, and ReNew Global will acquire, shares of ReNew India in exchange for the issuance of ReNew Global shares and the payment of cash. As a result of the Merger, at the closing of the Merger (i) all the assets and liabilities of the Company and Merger Sub shall vest in and become the assets and liabilities of the Company as the surviving company, and the Company shall thereafter exist as a wholly-owned subsidiary of ReNew Global, (ii) each share of Merger Sub issued and outstanding immediately prior to the Merger Effective Time (as defined in the Business Combination Agreement) shall automatically be cancelled and shall cease to exist, (iii) the board of directors and executive officers of Merger Sub shall resign, and the board of directors and executive officers of the Company shall be as determined among the Company, ReNew India and ReNew Global, and (iv) each issued and outstanding security of the Company immediately prior to the closing shall be cancelled in exchange for the issuance of certain shares of ReNew Global.

In consideration for the Merger, (i) each Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-third of one redeemable warrant, subject to certain conditions and (ii) immediately following the separation of each Unit each (a) Class A ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one Class A ordinary share of ReNew Global (“ReNew Global Class A Share”) and (b) Class B ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one ReNew Global Class A Share, and (c) immediately following such cancellation, the Company shall issue 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares to ReNew Global in consideration for the of ReNew Global Class A Shares, (d) each redeemable warrant shall remain outstanding, but shall be automatically adjusted to become a warrant to purchase 1.0917589 ReNew Global Class A Shares (each, a “Company Adjusted Warrant”), which shall be subject to the terms and conditions set forth in the Amended and Restated Warrant Agreement to be executed in connection with the closing (including any repurchase rights and cashless exercise provisions), except that each Company Adjusted Warrant will be exercisable (or will become exercisable in accordance with its terms) for 1.0917589 ReNew Global Class A Shares.

Following the Merger, subject to the terms and conditions set forth in the Business Combination Agreement, each Major Shareholder shall transfer all of their shares of ReNew India ordinary stock to ReNew Global (excluding any Company Exchanged Conversion Stock (as defined in the Business Combination Agreement) and held by any Major Shareholder) as consideration and in exchange for (i) the issuance of a certain number and class of shares of ReNew Global and (ii) the payment by ReNew Global to certain Major Shareholders of the following cash amounts: (a) $242,000,000 to GS Wyvern Holdings Limited, (b) $92,000,000 to the Canada Pension Plan Investment Board, (c) $90,000,000 to Green Rock B 2014 Limited, (d) $62,000,000 to the founder investors and (e) $14,000,000 to GEF SACEF India.

In connection with the execution of the Business Combination Agreement, ReNew Global and the Company entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Business Combination Agreement on February 24, 2021. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and ReNew Global agreed to issue and sell, to the Subscription Investors an aggregate of 85,500,000 shares of ordinary shares of ReNew Global for a purchase price of $10.00 per share, or an aggregate of approximately $855 million, in a private placement.

For more information about the Business Combination Agreement and the proposed ReNew India Business Combination, see our Current Report on Form 8-K filed with the SEC on February 24, 2021 and the ReNew India Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed ReNew India Business Combination and does not contain the risks associated with the proposed ReNew India Business Combination. Such risks and effects relating to the proposed ReNew India Business Combination will be included in the ReNew India Disclosure Statement.

Effecting a Business Combination

Our Business Strategy

We intend to partner with the management and owners of high-quality companies seeking an alternative to a traditional initial public offering. We will use our experience in sourcing transactions and due diligence to identify and negotiate a combination with an enduring business. The traditional IPO process entails significant preparation, commitment of time and resources, and entails meaningful uncertainty. As a result, management and owners are searching for viable public market alternatives. We believe that the combined experience of our management, members of our Board and advisory board (the “Advisory Board”) and Riverside Management Group LLC (“Riverside Management Group”) represents a compelling alternative combined with the potential for long-term value creation.

Over the course of their careers, the members of our management team, Board and Advisory Board and their affiliates (including Riverside Management Group) have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of opportunities. This network has been developed through both investing and operating experience across a broad range of sectors, including diversified industrials, business services, technology, telecommunications, media and entertainment, pharmaceutical and consumer healthcare, financial services and financial technology, consumer products, energy and power, real estate including real estate services and related businesses, environmental services, mobility and electrification of the transportation industry and insurance and insurance related services. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition.

Our management team, together with our Board, Advisory Board and affiliates (including Riverside Management Group), has experience in:

•	Fostering relationships with sellers, capital providers and target management teams;

•	Accessing the capital markets, including financing businesses and helping companies transition to public ownership;

•	Developing and growing companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses;

•	Investing in leading private and public companies to accelerate their growth; and

•	Operating, advising and managing companies, setting and changing strategies, and identifying, mentoring and recruiting exceptional talent.

Our Acquisition Selection Criteria

We will seek to identify companies that have compelling growth potential and a combination of the following characteristics. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

•	Large and growing market. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;

•	Attractive, profitable business. We will seek to invest in companies that we believe possess not only attractive and sound business models but sustainable competitive advantages as well;

•	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment or upgrade the team over time if needed;

•

Appropriate valuations. We will seek to identify businesses that we believe exhibit unrecognized value or other characteristics that we believe provide significant upside potential with limited downside risk;

•	ESG and Sustainability. Strong focus on environmental, social and governance and sustainability;

•

Network utilization. We will focus on companies that can utilize and leverage the extensive networks and insights that we, members of our Board and Advisory Board and Riverside Management Group have built across a broad range of industries and sectors;

•

Value creation opportunities. We will seek to identify businesses that we believe are stable but at an inflection point and would benefit from our additional management expertise, ability to drive operational improvements, capital structure optimization, including by assisting the company in accessing the capital markets and any other financing sources;

•	Differentiated products or services. We will focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices; and

•

Unrecognized value. We will seek to identify business that we believe exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, or that we believe have been misevaluated bythe marketplace based on our analysis and due diligence review.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial Business Combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our shareholder communications related to the acquisition. This would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Additional Disclosures

Mr. Carpenter, Mr. Mancini, and Mr. Kassin founded RMG Acquisition Corp., a special purpose acquisition company that completed its initial public offering in February 2019. Mr. Carpenter served as Chairman of the board of directors of RMG Acquisition Corp., Mr. Mancini served as Chief Executive Officer and director of RMG Acquisition Corp., Mr. Kassin served as President, Chief Operating Officer and director of RMG Acquisition Corp., and Mr. Sima served as a consultant, functioning as Treasurer and Controller as well as having been a member of RMG Acquisition Corp.’s deal execution team. RMG Acquisition Corp. completed its initial public offering and full exercise of the underwriter’s over-allotment option in February 2019, in which it sold 23,000,000 units, each consisting of one RMG Acquisition Corp. Class A ordinary share and one-third of one warrant for one RMG Acquisition Corp. Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $230,000,000. In December 2020, RMG Acquisition Corp. completed a business combination with Romeo Power Technology (“Romeo Power”). The combined company has a $1.33 billion pro forma implied equity value and is listed on the NYSE under the ticker symbol “RMO.”

Mr. Carpenter, Mr. Mancini, Mr. Kassin and Mr. Sima also acted as advisors to Property Solutions Acquisition Corp. in connection with the signing of its business combination with FF Intelligent Mobility Global Holdings Ltd., a California-based company that designs and engineers next-generation smart electric connected vehicles. The combined company will have an approximate equity value of $3.4 billion, based on $10.00 per share. The transaction is expected to close in the second quarter of 2021.

Mr. Carpenter, Mr. Mancini, and Mr. Kassin also founded RMG Acquisition Corp. III (“RMG III”), a special purpose acquisition company. Mr. Carpenter serves as Chairman of the board of directors of RMG III, Mr. Mancini serves as Chief Executive Officer and director of RMG III, Mr. Kassin serves as President, Chief Operating Officer and director of RMG III, and Mr. Sima serves as Chief Financial Officer of RMG III. RMG III completed its initial public offering and full exercise of the underwriter’s over-allotment option in February 2021, in which it sold 48,300,000 units, each consisting of one RMG III Class A ordinary share and one-fifth of one warrant to purchase one RMG III. Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $483,000,000.

Mr. Carpenter, Mr. Mancini, and Mr. Kassin have also recently incorporated RMG Acquisition Corp. IV (“RMG IV”), RMG Acquisition Corp. V (“RMG V”), RMG Acquisition Corp. VI (“RMG VI”) and RMG Acquisition Corp. VII (“RMG VII”), each a special purpose acquisition company. Mr. Carpenter serves as Executive Chairman of each such entity and director of RMG IV and RMG VI, Mr. Mancini serves as Chief Executive Officer of each such entity and director of RMG V, Mr. Kassin serves as President and Chief Operating Officer of each such entity, and Mr. Sima serves as Chief Financial Officer of each such entity.

Our Acquisition Process

In evaluating a prospective initial Business Combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of assets and facilities and financial analyses, as well as a review of other information that will be made available to us.

We believe that we are well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the reach of Riverside Management Group, which is further supported by the broader Riverside Management Group platform and its advisory board, will enable us to pursue a broad range of opportunities.

We will seek to capitalize on the industry expertise and relationships of members of our Board and Advisory Board and Riverside Management Group to source and complete an initial Business Combination. Members of our Board and Advisory Board, as well as the Riverside Management Group’s team and advisors, who will assist us in sourcing potential target companies and evaluating management teams, have an extensive track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

We believe that conducting comprehensive due diligence on prospective investments is particularly important. We will utilize the diligence, rigor, and expertise of our management and members of our Board and Advisory Board, as well as Riverside Management Group’s platform, to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial Business Combination. Given our management team’s extensive tenure investing in a broad range of industries and sectors, we will often be familiar with the prospective target’s end-market, competitive landscape and business model.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Certain of our officers and directors are employed by or affiliated with various investment funds. Such funds and individuals are continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination.

We may, at our option, pursue an opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 24 months after the Initial Public Offering.

Initial Business Combination

Nasdaq listing rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

Any party may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the proceeds from the Initial Public Offering and the Private Placement if the proposed ReNew India Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination if the proposed ReNew India Business Combination is not consummated. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed ReNew India Business Combination and, if the proposed ReNew India Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed ReNew India Business Combination, see the “Risk Factors” section of the ReNew India Disclosure Statement that we will file with the SEC.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 12,937,501, or 37.5% (assuming all issued and outstanding shares are voted) of the 34,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination and will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our Board may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust

Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the Trust Account and limited withdrawals for working capital), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, expenses relating to the administration of the Trust Account and limited withdrawals for working capital, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, expenses relating to the administration of the Trust Account and limited withdrawals for working capital, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, pay expenses relating to the administration of the trust account and/or to pay our taxes (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up petition or a winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up petition or a winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

     In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in

Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within 24 months of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the Trust Account and limited withdrawals for working capital), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (As Revised) of the Cayman Islands (the “Companies Law”). In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

We may seek acquisition opportunities in industries outside of our management’s areas of expertise.

We will consider a Business Combination in industries outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2020, there were 465,500,000 and 41,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

•

may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Law, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the target company is located, in which we reincorporate, or in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity). In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Certain of our officers and directors also serve as officers and/or board members for other entities, including those described under “Item 10 — Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, and our officers, directors and Advisory Board members may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders hold 8,625,000 founder shares as of the date of this Annual Report, with all such founder shares held by our Sponsor. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 7,026,807 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $10.5 million in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the Units being sold in the Initial Public Offering except that: (1) the founder shares are subject to certain transfer restrictions; (2) our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the founder shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a quorate general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. As a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of our initial Business Combination. In addition, our Board, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors appointed in each year. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if

•

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

•

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

•

the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 11,500,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 7,026,807 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 8,625,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency exchange rates, redemption or cross-border transfer;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•

tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of domestic capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our directors and executive officers to the fullest extent permitted by law. However, our directors and executive officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our directors, executive officers and Advisory Board members may discourage shareholders from bringing a lawsuit against our directors, executive officers and Advisory Board members for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors, executive officers and Advisory Board members, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors, executive officers and Advisory Board members pursuant to these indemnification provisions.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination Company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our officers and directors will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our officers and directors will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our officers and directors under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Robert S. Mancini — our Chief Executive Officer and one of our directors, D. James Carpenter — our Chairman and one of our directors, Philip Kassin — our Chief Operating Officer, President, Secretary and one of our directors, and Wesley Sima, our Chief Financial Officer. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team or Advisory Board may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Members of our management team or Advisory Board may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of members of our management team or Advisory Board will remain with us after the completion of our initial Business Combination. We cannot assure you that any members of our management team or Advisory Board will remain in senior management or advisory positions with us. The determination as to whether any members of our management team or Advisory Board will remain with us will be made at the time of our initial Business Combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10 — Directors, Executive Officer and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and any such involvement may result in conflicts of interests as described below, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 24 months after the closing of the Initial Public Offering.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10 — Directors, Executive Officer and Corporate Governance—Conflicts of Interest” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence—Support Services Agreement.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Risks Relating to Our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum of 300 round lot holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants will be listed on Nasdaq, our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise such warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of Units. In such an instance, our Sponsor and its permitted transferees

(which may include our directors and executive officers) would be able to exercise their Private Placement Warrants and sell the ordinary shares underlying such warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose Units include one ordinary share and one whole warrant to purchase one share or a greater fraction of one whole warrant. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law and other common law jurisdictions, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including RMG Acquisition Corp., may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, including RMG Acquisition Corp., is presented for informational purposes only. Past performance by our management team and their respective affiliates, including RMG Acquisition Corp., is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants (a “U.S. Holder”), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2020, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2020, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 50 West Street, Suite 40C, New York, NY 10006. The cost for this space is included in the $40,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on The Nasdaq Stock Market LLC on December 10, 2020. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On January 29, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on February 1, 2021. Any Units not separated continue to trade on The Nasdaq Stock Market LLC under the symbol “RMGBU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on The Nasdaq Stock Market LLC under the symbols “RMGB” and “RMGBW,” respectively.

(b) Holders

As of March 15, 2021, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately two holders of record of our redeemable warrants.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds From Registered Offerings

Unregistered Sales

In July 2020, our Sponsor paid an aggregate of $25,000 to cover for certain expenses on our behalf in exchange for issuance of 10,062,000 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, our Sponsor effected a surrender of 2,875,000 Class B ordinary shares to us for no consideration. On December 9, 2020, we effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after our Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

Our Initial Shareholders (as defined below) agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of our initial Business Combination; and (ii) subsequent to our initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

These issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On December 14, 2020, we consummated our Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the election to fully exercise its over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Bank of America Securities and Barclays Capital acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-249342 and 333-251244). The registration statements became effective on December 9, 2020.

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

In connection with the Initial Public Offering, we incurred offering costs of approximately $19.7 million (including deferred underwriting commissions of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting discounts). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $345.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1 — Business.”

Item 6. Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to RMG Acquisition Corporation II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed ReNew India Business Combination. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020 (date of inception) for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “initial Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is RMG Sponsor II, LLC.

Our registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 34,500,000 Units, including 4,500,000 additional Units to cover the Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees.

Simultaneously with the closing of our Initial Public Offering, we consummated the Private Placement of 7,026,807 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $10.5 million.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation and the preparation for our Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing a Business Combination.

For the period from July 28, 2020 (inception) through December 31, 2020, we had a net loss of approximately $203,000, which consists primarily of general and administrative expenses of $204,000 partially offset by unrealized gain on investments held in the Trust Account of $1,000.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $3.3 million in our operating bank account and working capital of approximately $3.1 million. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 by our Sponsor to cover certain expenses on behalf of us in exchange for issuance of Founders Shares, and loan proceeds from our Sponsor of approximately $151,000 under the Note (as defined below). We repaid the Note in full on December 15, 2020. Subsequent to the consummation of our Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of our Initial Public Offering and our Private Placement held outside of the Trust Account.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

In July 2020, our Sponsor paid an aggregate of $25,000 to cover for certain expenses on our behalf in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, our Sponsor effected a surrender of 2,875,000 Class B ordinary shares to us for no consideration. On December 9, 2020, we effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after our Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of our affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we have no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

Contractual Obligations

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units at our Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 14, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the effective date of our Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including, but not limited to, private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of December 31, 2020, the recorded values of cash and cash held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.

Class A ordinary shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 33,061,570 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,536,807 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of earnings (loss) per share for Redeemable Class A ordinary shares in a manner similar to the two-class method of earnings (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of earnings or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable shares of ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares shares’ proportionate interest.

Deferred Offering Costs Associated With Our Initial Public Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the date of the financial statements that are directly related to our Initial Public Offering and were charged to shareholders’ equity upon the completion of our Initial Public Offering in December 2020.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Developments

Proposed ReNew India Business Combination

On February 24, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Philip Kassin, in his capacity as the representative for the shareholders of the Company, ReNew India, (iv) ReNew Energy Global Limited, a private limited company incorporated under the laws of England and Wales (“ReNew Global”), (v) ReNew Power Global Merger Sub, a Cayman Islands exempted company (“Merger Sub”) and (vi) certain shareholders of ReNew India named in the Business Combination Agreement (the “Major Shareholders”), pursuant to which the Company will effect a Business Combination with ReNew Energy Global Limited, a company with limited liability incorporated under the laws of India (the “ReNew India Business Combination”). Prior to the completion of the transactions contemplated by the Business Combination Agreement, (i) Merger Sub shall be a wholly-owned subsidiary of ReNew Global and (ii) ReNew Global shall be an independent entity wholly-owned by a third party. Pursuant to the terms of the Business Combination Agreement, (i) Merger Sub will merge with and into the Company, with the Company surviving (the “Merger”) and (ii) following the Merger, the Major Shareholders will transfer, and ReNew Global will acquire, shares of ReNew India in exchange for the issuance of ReNew Global shares and the payment of cash. As a result of the Merger, at the closing of the Merger (i) all the assets and liabilities of the Company and Merger Sub shall vest in and become the assets and liabilities of the Company as the surviving company, and the Company shall thereafter exist as a wholly-owned subsidiary of ReNew Global, (ii) each share of Merger Sub issued and outstanding immediately prior to the Merger Effective Time (as defined in the Business Combination Agreement) shall automatically be cancelled and shall cease to exist, (iii) the board of directors and executive officers of Merger Sub shall resign, and the board of directors and executive officers of the Company shall be as determined among the Company, ReNew India and ReNew Global, and (iv) each issued and outstanding security of the Company immediately prior to the closing shall be cancelled in exchange for the issuance of certain shares of ReNew Global.

In consideration for the Merger, (i) each Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-third of one redeemable warrant, subject to certain conditions and (ii) immediately following the separation of each Unit each (a) Class A ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one Class A ordinary share of ReNew Global (“ReNew Global Class A Share”) and (b) Class B ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one ReNew Global Class A Share, and (c) immediately following such cancellation, the Company shall issue 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares to ReNew Global in consideration for the of ReNew Global Class A Shares, (d) each redeemable warrant shall remain outstanding, but shall be automatically adjusted to become a warrant to purchase 1.0917589 ReNew Global Class A Shares (each, a “Company Adjusted Warrant”), which shall be subject to the terms and conditions set forth in the Amended and Restated Warrant Agreement to be executed in connection with the closing (including any repurchase rights and cashless exercise provisions), except that each Company Adjusted Warrant will be exercisable (or will become exercisable in accordance with its terms) for 1.0917589 ReNew Global Class A Shares.

Following the Merger, subject to the terms and conditions set forth in the Business Combination Agreement, each Major Shareholder shall transfer all of their shares of ReNew India ordinary stock to ReNew Global (excluding any Company Exchanged Conversion Stock (as defined in the Business Combination Agreement) and held by any Major Shareholder) as consideration and in exchange for (i) the issuance of a certain number and class of shares of ReNew Global and (ii) the payment by ReNew Global to certain Major Shareholders of the following cash amounts: (a) $242,000,000 to GS Wyvern Holdings Limited, (b) $92,000,000 to the Canada Pension Plan Investment Board, (c) $90,000,000 to Green Rock B 2014 Limited, (d) $62,000,000 to the founder investors and (e) $14,000,000 to GEF SACEF India.

In connection with the execution of the Business Combination Agreement, ReNew Global and the Company entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Business Combination Agreement on February 24, 2021. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and ReNew Global agreed to issue and sell, to the Subscription Investors an aggregate of 85,500,000 shares of ordinary shares of ReNew Global for a purchase price of $10.00 per share, or an aggregate of approximately $855 million, in a private placement.

For more information about the Business Combination Agreement and the proposed ReNew India Business Combination, see our Current Report on Form 8-K filed with the SEC on February 24, 2021 and the ReNew India Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed ReNew India Business Combination and does not contain the risks associated with the proposed ReNew India Business Combination. Such risks and effects relating to the proposed ReNew India Business Combination will be included in the ReNew India Disclosure Statement.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-35 comprising a portion of this Report.

RMG ACQUISITION CORPORATION II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RMG Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RMG Acquisition Corporation II (the “Company”), as of December 31, 2020, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 28, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 28, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

March 23, 2021

RMG Acquisition Corporation II

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$3,334,227
Prepaid expenses	1,220,558

Total current assets	4,554,785
Investments held in Trust Account	345,000,963

Total Assets	$349,555,748

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,301,044
Accrued expenses	146,000
Accrued expenses - related party	18,000
Note payable - related party	—

Total current liabilities	1,465,044
Deferred legal fees	400,000
Deferred underwriting commissions	12,075,000

Total liabilities	13,940,044
Commitments and Contingencies (Note 6)
Class A ordinary shares; 33,061,570 shares subject to possible redemption at $10.00 per share	330,615,700
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,438,430 shares issued and outstanding (excluding 33,061,570 shares subject to possible redemption)	144
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,201,804
Accumulated deficit	(202,807)

Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$349,555,748

The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corporation II

STATEMENT OF OPERATIONS

For The Period From July 28, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$203,818

Loss from operations	(203,818)
Interest income	48
Unrealized gain on investments held in Trust Account	963

Net loss	$(202,807)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	33,070,906

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$—

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Ordinary Shares	7,796,052

Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corporation II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Period From July 28, 2020 (inception) through December 31, 2020

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance - July 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,746,700)	—	(19,746,700)
Sale of private placement warrants to Sponsor	—	—	—	—	10,540,211	—	10,540,211
Shares subject to possible redemption	(33,061,570)	(3,306)	—	—	(330,612,394)	—	(330,615,700)
Net loss	—	—	—	—	—	(202,807)	(202,807)

Balance - December 31, 2020	1,438,430	$144	8,625,000	$863	$5,201,804	$(202,807)	$5,000,004

The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corporation II

STATEMENT OF CASH FLOWS

For The Period From July 28, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(202,807)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Unrealized gain on investments held in Trust Account	(963)
Changes in operating assets and liabilities:
Prepaid expenses	76,442
Accounts payable	4,044
Accrued expenses	46,900
Accrued expenses - related party	18,000

Net cash used in operating activities	(33,384)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	151,116
Repayment of amounts due to related parties	(151,116)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,540,211
Offering costs paid	(7,172,600)

Net cash provided by financing activities	348,367,611

Net increase in cash	3,334,227
Cash - beginning of the period	—

Cash - ending of the period	$3,334,227

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$99,100
Deferred legal fees	$400,000
Deferred underwriting commissions	$12,075,000
Change in value of Class A ordinary shares subject to possible redemption	$330,615,700

The accompanying notes are an integral part of these financial statements.

.

Note 1—Description of Organization, Business Operations and Basis of Presentation

The Company is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020. The Company was incorporated for the purpose of effecting a Business Combination.

As of December 31, 2020, the Company had not yet commenced operations. All activity for the period from July 28, 2020 (inception) through December 14, 2020 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RMG Sponsor II, LLC. The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees (Note 6).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On February 24, 2021, as disclosed on Form 8-K/A, as amended on February 24, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Philip Kassin, in his capacity as the representative for the shareholders of the Company, ReNew India, (iv) ReNew Energy Global Limited, a private limited company incorporated under the laws of England and Wales (“ReNew Global”), (v) ReNew Power Global Merger Sub, a Cayman Islands exempted company (“Merger Sub”) and (vi) certain shareholders of ReNew India named in the Business Combination Agreement (the “Major Shareholders”), pursuant to which the Company will effect a Business Combination with ReNew Energy Global Limited, a company with limited liability incorporated under the laws of India (the “ReNew India Business Combination”).

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $3.3 million in cash, and working capital of approximately $3.1 million.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”)and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, the Company had $345.0 million in cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 8):

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including, but not limited to, private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of December 31, 2020, the recorded values of cash and cash held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Offering Costs Associated With the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 33,063,029 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,536,807 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for Redeemable Class A ordinary share in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable shares of ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares shares’ proportionate interest.

The basic and diluted loss per common share is calculated as follows:

Reconciliation of Net Income (Loss) per Share:

For The Period From July 28, 2020 (inception) through December 31, 2020
Redeemable Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Income from investments held in Trust Account	$922
Less: Company’s portion available to be withdrawn to pay taxes	—

Net earnings	$922

Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	33,070,906

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net Loss minus Net Earnings
Net loss	$(202,807)
Net earnings	922

Non-redeemable net loss	$(201,884)

Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,796,052

Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.03)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Private Placement

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5—Related Party Transactions

Founder Shares

In July 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration. On December 9, 2020, the Company effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On December 14, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. On December 14, 2020, the Company borrowed approximately $151,000 under the Note. The Company repaid the Note balance in full on December 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries) which commenced on the date the Company’s securities were first listed on the New York Stock Exchange. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $18,000 in expenses in connection with such services during the period from December 14, 2020 through December 31, 2020 as reflected in the accompanying statement of operations. As of December 31, 2020, the Company had $18,000 in accrued expenses—related party in connection with such services as reflected in the accompanying balance sheet.

Note 6—Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 14, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the initial Business Combination. As of December 31, 2020, the Company recorded an aggregate of $400,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

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

Note 7—Shareholders’ Equity

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 34,500,000 shares of Class A ordinary shares issued or outstanding, including 33,061,570 shares of Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share surrender and share split described in Note 5. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2020, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

•

if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

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

Note 8. Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 24, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Philip Kassin, in his capacity as the representative for the shareholders of the Company, ReNew India, (iv) ReNew Energy Global Limited, a private limited company incorporated under the laws of England and Wales (“ReNew Global”), (v) ReNew Power Global Merger Sub, a Cayman Islands exempted company (“Merger Sub”) and (vi) certain shareholders of ReNew India named in the Business Combination Agreement (the “Major Shareholders”), pursuant to which the Company will effect a Business Combination with ReNew Energy Global Limited, a company with limited liability incorporated under the laws of India (the “ReNew India Business Combination”).

Prior to the completion of the transactions contemplated by the Business Combination Agreement, (i) Merger Sub shall be a wholly-owned subsidiary of ReNew Global and (ii) ReNew Global shall be an independent entity wholly-owned by a third party. Pursuant to the terms of the Business Combination Agreement, (i) Merger Sub will merge with and into the Company, with the Company surviving (the “Merger”) and (ii) following the Merger, the Major Shareholders will transfer, and ReNew Global will acquire, shares of ReNew India in exchange for the issuance of ReNew Global shares and the payment of cash. As a result of the Merger, at the closing of the Merger (i) all the assets and liabilities of the Company and Merger Sub shall vest in and become the assets and liabilities of the Company as the surviving company, and the Company shall thereafter exist as a wholly-owned subsidiary of ReNew Global, (ii) each share of Merger Sub issued and outstanding immediately prior to the Merger Effective Time (as defined in the Business Combination Agreement) shall automatically be cancelled and shall cease to exist, (iii) the board of directors and executive officers of Merger Sub shall resign, and the board of directors and executive officers of the Company shall be as determined among the Company, ReNew India and ReNew Global, and (iv) each issued and outstanding security of the Company immediately prior to the closing shall be cancelled in exchange for the issuance of certain shares of ReNew Global.

The Business Combination will be consummated in accordance with the terms and subject to the conditions as further described in the Business Combination Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 28, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
D. James Carpenter	53	Chairman and Director
Robert S. Mancini	62	Chief Executive Officer and Director
Philip Kassin	63	President, Chief Operating Officer and Director
Wesley Sima	32	Chief Financial Officer
Craig Broderick	61	Director
W. Grant Gregory	80	Director
W. Thaddaeus Miller	69	Director
Catherine D. Rice	61	Director

D. James Carpenter has been our Chairman since inception. Mr. Carpenter has also served as the Chairman of the Board of Directors of RMG I from October 2018 through its business combination with Romeo Power in December 2020. He has also served as the chairman and a director of RMG III since its inception in December 2020 and as the Executive Chairman of RMG IV, RMG V, RMG VI and RMG VII and a director of RMG IV since each company’s inception in February 2021. Mr. Carpenter is the Founder and has been Chief Executive Officer of Riverside Management Group, LLC (“Riverside”) for 24 years. From 2002 to 2004, Mr. Carpenter served as the Chief Executive Officer of Horsehead Industries (renamed American Zinc Recycling), the largest zinc recyclers and producers in the U.S. Mr. Carpenter was a founding investor and has served as a longtime advisor, and since 2016 has served as a board member of Allied Resource Corp, a clean water and clean energy company. He is a founder of Mohegan Energy where he led the capital formation for the acquisition of Met Resources. Mr. Carpenter earned his B.A. from Boston University in 1989. He also has FINRA Series 24, 63 and 79 licenses. Mr. Carpenter is well qualified to serve on our Board due to his extensive management, investment banking, M&A advisory and investing experience.

Robert S. Mancini has been our Chief Executive Officer and a director since inception. He has also served as the Chief Executive Officer and a director of RMG I from October 2018 through its business combination with Romeo Power in December 2020, and serves as chairman of the board of directors of Romeo Power. He has also served as the Chief Executive Officer and a director of RMG III since its inception in December 2020 and as the Chief Executive Officer of RMG IV, RMG V, RMG VI and RMG VII and a director of RMG V since each company’s inception in February 2021. From June 2018 to December 2018, Mr. Mancini served as a Senior Advisor to Carlyle Power Partners and was a Partner and a Managing Director with The Carlyle Group and head or co-head of Carlyle’s power investment business from December 2012 until June 2018. Prior to joining Carlyle, from June 1993 to December 2012, Mr. Mancini was an employee of Goldman Sachs & Co., and from November 1999 through December 2012 was a Managing Director at Goldman Sachs & Co. From December 2003 to December 2012, Mr. Mancini led or co-led Goldman Sach’s on-balance sheet power asset investment business. During that period Goldman Sachs conducted most of its power asset investment business through its wholly owned subsidiary, Cogentrix Energy LLC, where Mr. Mancini served in various capacities, including as the President, co-President and Chief Executive Officer and serving as a member of the Board. Mr. Mancini was instrumental in the formation of and Goldman’s entry into the power asset investment business in 2003 and he was also responsible for the creation of Goldman’s proprietary Commodities Principal Investment business in 2006, where he led investments on Goldman’s behalf in companies involved in the processing, production and logistics for a broad range of commodities including base, precious and specialty metals, oil, gas, coal and other energy related raw materials, as well as CO2 offsets and mitigation. Prior to 2003, Mr. Mancini was a member of the legal department where he eventually became the Deputy General Counsel of the Securities Division. During his tenure at Goldman, Mr. Mancini sat on several committees including the firm-wide Risk Committee, Operational Risk Committee, and Divisional Risk Committee, as well as several portfolio company boards. Prior to joining Goldman, Mr. Mancini spent nine years in private practice as a lawyer with Debevoise and Plimpton, where he established that firm’s derivatives practice. Mr. Mancini received his J.D. from New York University School of Law in 1984, where he was a member of Law Review, and received his B.A. degree from Binghamton University in 1980. Mr. Mancini is well qualified to serve on our Board due to his extensive investment and advisory experience in businesses across a broad range of industries, his many years of management and leadership experience, as well as his service on several boards and committees throughout his career.

Philip Kassin has been our President and Chief Operating Officer and a director since inception. He has also served as the president, chief operating officer and a director of RMG I from October 2018 through its business combination with Romeo Power in December 2020, and will serve as a director of Romeo Power. He has also served as the President, Chief Operating Officer and a director of RMG III since its inception in December 2020 and as the President and Chief Operating officer of RMG IV, RMG V, RMG VI and RMG VII since each company’s inception in February 2021. From August 2016 to October 2016, Mr. Kassin was a Managing Director and Head of M&A and Financing at M-III Partners and has over 35 years of experience as both an advisor and investor in public and private equity. At M-III Partners, he completed a $345 million SPAC transaction for M-III Acquisition Corp., successfully acquiring Infrastructure and Energy Alternatives (NASDAQ: IEA) from Oaktree Capital Management, and serving on its Board from March 2018 to September 2018. Prior to joining M-III Partners, Mr. Kassin was a Senior Managing Director at Evercore from July 2010 to April 2016, specializing in chemicals and energy. Prior to Evercore, from September 2005 to July 2010, Mr. Kassin was the Head of M&A and Financing for Access Industries, a privately held industrial group which focused on natural resources and chemicals, media and telecommunications, technology and e-commerce and real estate. Mr. Kassin also served as a Supervisory Board Member of Basell Polyolefins from 2005 to 2007 and as a Supervisory Board Member of LyondellBasell Industries from 2007 to 2010, where he also served as Chairman of the Finance and Investment Committee and Chairman of the Audit Committee. Earlier in his career, Mr. Kassin held senior investment banking roles at Morgan Stanley, Goldman Sachs, Merrill Lynch and AIG. He was also a Partner at PwC where he was responsible for its energy M&A consulting practice. Mr. Kassin started his career as a utilities analyst at Standard & Poor’s. Mr. Kassin earned an M.P.A. from the Maxwell School at Syracuse University and a B.A, in Policy Studies from Syracuse University. He also has FINRA Series 24, 63 and 79 Qualifications. Mr. Kassin is well qualified to serve on our Board due to his extensive principal investment expertise across a broad range of sectors, investment banking, M&A, capital markets and publicly listed company director experience.

Wesley Sima is currently the Chief Financial Officer of the Company. Mr. Sima is currently the Chief Financial Officer of RMG III, RMG IV, RMG V, RMG VI and RMG VII. In February 2019, Mr. Sima joined RMG I as a consultant, functioning as Treasurer and Controller as well as being a member of RMG I’s deal execution team through its business combination with Romeo Power in December 2020. From August 2016 to January 2019, Mr. Sima served as a Vice President of M-III Partners, completing a $345 million SPAC transaction for M-III Acquisition Corp., the special purpose acquisition vehicle of M-III Partners, acquiring Infrastructure and Energy Alternatives (NASDAQ: IEA) from Oaktree Capital Management and executing three successful follow-on acquisitions, while also advising M-III Partners’ largest financial advisory client, Sears Holdings Corp. (formerly NASDAQ: SHLD), for two years on its capital restructuring and bankruptcy process. From 2014 to 2016, Mr. Sima was a member of ING Capital LLC’s Natural Resources Project Finance, Corporate Finance, and Advisory deal teams in New York City. Mr. Sima began his professional career in 2012 as a member of both the finance and corporate development teams at Entegra Power Group, formerly an independent power producer and owner/operator of multiple natural gas related assets, based in Tampa, FL. Mr. Sima earned his Master of Business Administration and dual B.S. in Finance and Marketing from the Florida State University, graduating in 2012 and 2010 respectively. Mr. Sima earned his Master of Business Administration and dual B.S. in Finance and Marketing from the Florida State University, graduating in 2012 and 2010 respectively.

Craig Broderick has been a director of the Company since December 9, 2020. Mr. Broderick has served as a director of RMG I from February 2019 through its business combination with Romeo Power in October 2020 and RMG III since February 2020 and has also been named as a director in connection with the initial public offerings of RMG V, RMG VI and RMG VII. Mr. Broderick is a Senior Director of Goldman, Sachs & Co., from which he retired as an active employee in January 2018 after a 32-year career. He was most recently the firm’s Chief Risk Officer, a member of its Management Committee, and chair or co-chair of key risk committees. Mr. Broderick reported to the firm’s CEO and was responsible for managing the firm’s Risk Division, which oversees control of the firm’s credit, market, liquidity, operational, model and insurance risks. Prior to his tenure at Goldman, Mr. Broderick was a lending officer at the Chase Manhattan Bank. Mr. Broderick also currently serves as a Director of the Bank of Montreal and of McDermott International. He is also a Senior Advisor to Stone Point Capital, a private equity firm primarily investing in the global financial services industry. Mr. Broderick previously served for nine years as a Trustee of the William and Mary Foundation and was chair of its Investment Committee. Mr. Broderick graduated with a BA in Economics from the College of William and Mary. Mr. Broderick is well qualified to serve as a member of the Board due to his extensive experience with risk management and his finance background.

W. Grant Gregory has been a director of the Company since December 9, 2020. Mr. Gregory has served as a director of RMG I from February 2019 through its business combination with Romeo Power in October 2020 and RMG III since February 2020 and has also been named as a director in connection with the initial public offerings of RMG IV, RMG V and RMG VII. He is also the founder, and since December 1987 has served as the Chairman, of Gregory & Hoenemeyer, Inc., a financial advisory firm providing mergers and acquisitions and strategic services to firms, including private equity firms. Mr. Gregory’s expertise includes corporate governance and ethical business practices, mergers and acquisitions and tax policy. Mr. Gregory has served successfully in numerous leadership roles as chairman of the board, chief executive officer, investment banker, merchant banker and director of public, private and nonprofit corporations. Mr. Gregory previously served as a corporate director of NYSE member companies, including Chrysler Corporation until 2007, MCI until 2006 and Renaissance Hotels Inc. until 1997, and he has served as the chairman of the audit, governance and compensation committees for a number of NYSE member companies. Mr. Gregory has also served as chairman of Special Independent Directors Committees for numerous NYSE member companies. He was Vice Chairman of Cerberus Capital Management, L.P. from 2005 until 2011. Mr. Gregory is also a founder of DoubleClick Inc. Mr. Gregory was previously Chairman of the Board of Touche Ross & Co. (Deloitte Touche Tohmatsu), where he worked for 24 years until 1987. Mr. Gregory has served as Executive Co-Chairman of the United States Privatization Council and the U.S. Trade Representative’s Advisory Committee on International Trade in Services. He currently serves as Chairman Emeritus of the National Forest Foundation, Director Emeritus of the Wyoming Wildlife Foundation, Director Emeritus of The National Board of Directors of Junior Achievement, and Director of the Neely Center for Ethical Leadership and Decision Making at the University of Southern California. Mr. Gregory graduated with distinction from the University of Nebraska in 1964, where he was later awarded an Honorary Doctorate of Humane Letters, as well as The Builder Award, the University’s highest non-academic recognition. Mr. Gregory is well qualified to serve on our Board due to his extensive mergers and acquisitions experience and his publicly listed company director experience.

W. Thaddeus Miller has been a director of the Company since December 9, 2020. Mr. Miller has served as a director of RMG I from February 2019 through its business combination with Romeo Power in October 2020 and RMG III since February 2020 and has also been named as a director in connection with the initial public offerings of RMG IV RMG V and RMG VI. He has decades of legal and energy industry experience, including substantial experience over the last two decades in power sector mergers and acquisitions, operations and regulatory oversight. In 2006-7, as Executive Vice President and Chief Legal Officer of Texas Genco Inc., he helped lead the merger sale of a large privately held IPP to a public company, having also helped lead the acquisition of Texas Genco a year earlier by five major private equity firms, the largest private equity “club” transaction at the time. From 2002 to 2005, Mr. Miller was a consultant to Texas Pacific Group (now TPG), a private equity firm. From 1998 to 2002, he served as Executive Vice President and Chief Legal Officer of Orion Power, an IPP majority owned by Goldman Sachs, that acquired over 90 power plants in various transactions which he helped lead, as well the company’s IPO and subsequent merger sale. From 1994 to 1998, Mr. Miller was Vice President of Goldman Sachs & Co., where he focused on wholesale electric and other energy commodity trading. Before joining Goldman Sachs & Co., Mr. Miller was a partner with a New York law firm. Mr. Miller earned his Bachelor of Science degree from the United States Merchant Marine Academy, where he has served on the board of directors of the alumni association and foundation, and his Juris Doctor from St. John’s School of Law. In addition, he was an officer in the United States Coast Guard. Mr. Miller is well qualified to serve as a member of the Board due to his extensive experience in mergers and acquisitions and public company management experience.

Catherine D. Rice has been a director of the Company since December 9, 2020. Ms. Rice has also served as a director of RMG III since February 2020 and has also been named as a director in connection with the initial public offerings of RMG IV, RMG VI and RMG VII. She currently serves as an independent director on the boards of Colony Credit Real Estate (NYSE: CLNC), a commercial real estate credit REIT, and Store Capital Corporation (NYSE: STOR), a net-lease REIT. From 2013 to 2016, she served as a Managing director and Chief Financial Officer and then Senior Managing Director of W.P. Carey Inc. (NYSE: WPC), one of the largest public global net-lease REITs, where she was responsible for financial strategy, public capital-raising initiatives and a company-wide strategic evaluation, and was also a member of the operating and investment committees. Before joining W.P. Carey, Ms. Rice was a partner and a Managing Director at Parmenter Realty Partners, a private real estate investment firm focused on distressed and value-add properties in the southern regions of the U.S. Prior to that, she was the Chief Financial Officer of iStar Inc.

(NYSE: STAR), a publicly traded finance company focused on the commercial real estate industry, where she was responsible for financial strategy and capital-raising initiatives, financial reporting and investor relations. Ms. Rice spent the first 16 years of her career as a professional in the real estate investment banking groups of Merrill Lynch, Lehman Brothers and Banc of America Securities. Ms. Rice received a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from Columbia University.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our board has determined that each of W. Grant Gregory, Craig Broderick and W. Thaddeus Miller is an independent director under applicable SEC rules and Nasdaq listing standards.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of seven members. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by a majority of the holders of our ordinary shares.

Our Board is divided into three classes with only one class of directors appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of W. Thaddeus Miller and Craig Broderick, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of W. Grant Gregory and Catherine D. Rice, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of D. James Carpenter, Robert S. Mancini and Philip Kassin, will expire at the third annual general meeting.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

The members of our audit committee are W. Grant Gregory, Craig Broderick and Catherine D. Rice. Mr. Gregory will serve as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board has determined that Mr. Gregory qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Craig Broderick and W. Thaddeus Miller. Mr. Broderick serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our Board with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval, of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are W. Grant Gregory, Craig Broderick, and W. Thaddeus Miller. Mr. Miller serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board;

•	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020, there were no delinquent filers, except that one Form 3, covering one transaction, was filed late by each of our Sponsor, D. James Carpenter, Robert S. Mancini, Philip Kassin, Wesley Sima, Craig Broderick, W. Grant Gregory, W. Thaddeus Miller and Catherine D. Rice. This was due to an issue with obtaining EDGAR codes.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee, on our website www.rmgacquisition.com under “RMG Acquisition Corp. II—Corporate Governance”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, officers and directors owe fiduciary duties to the company, including the following:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise authority for the purpose for which it is conferred;

•	duty to not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care and skill, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings

Certain of our officers and directors have fiduciary or contractual duties to RMG Acquisition Corp. and to certain other companies in which they have invested or advised. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our management team, in their capacities as members, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable duties.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our officers and directors are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1.A. — Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

Our Sponsor, officers and directors may become involved with subsequent special purpose acquisition companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 24 months after the Initial Public Offering. Potential investors should also be aware of the following potential conflicts of interest:

•

None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•

Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

•	The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
D. James Carpenter	Riverside Management Group, LLC	Merchant Bank	Founder and Chief Executive Officer
	RMG Acquisition Corp.	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chairman
Robert S. Mancini	RMG Acquisition Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chief Executive Officer and Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chief Executive Officer
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chief Executive Officer and Director

	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chief Executive Officer
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chief Executive Officer
Philip Kassin	RMG Acquisition Corp.	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
Wesley Sima	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chief Financial Officer
Craig Broderick	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Goldman, Sachs & Co.		Senior Director
	Stone Point Capital	Investment Bank	Senior Advisor
	Bank of Montreal	Private Equity Firm	Director
	McDermott International	Bank	Director
Construction
W. Grant Gregory	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director

	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Oakland Financial Services	Financial Advisor	Chairman
	Arbor Bank	Bank	Chairman
	Gregory &	Financial Advisor	Chairman
Hoenemeyer, Inc.
W. Thaddeus Miller	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Calpine Corporation		Executive Vice Chairman and Board Member
Catherine D. Rice	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Colony Real Estate	Real Estate	Director
	Store Capital Corporation	Real Estate	Director

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our sponsor, officers or directors, subject to certain approvals and consents. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our sponsor has agreed to vote any founder shares held by it and any public shares purchased during or after the offering in favor of our initial Business Combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial Business Combination.

Item 11. Executive Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Certain of our directors and officers have received a grant of profits interest from our sponsor. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-

pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. Please see the section entitled “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 15, 2021 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 15, 2021.

	Class A ordinary shares		Class B ordinary shares(2)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)
RMG Sponsor II, LLC (our sponsor)(3)	—	—	8,625,000	20.0%
D. James Carpenter(3)	—	—	8,625,000	20.0%
Robert S. Mancini(3)	—	—	8,625,000	20.0%
Philip Kassin(3)	—	—	8,625,000	20.0%
Wesley Sima(4)	—	—	*	*
W. Grant Gregory(4)	—	—	*	*
Craig Broderick(4)	—	—	*	*
W. Thaddeus Miller(4)	—	—	*	*
Catherine Rice(4)	—	—	*	*
All directors, officers and director nominees as a group (8 individuals)	—	—	8,625,000	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o RMG Acquisition Corporation II, 50 West Street, Suite 40C, New York, NY 10006.
(2)

Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File Nos. 333-249342 and 333-251244).

(3)

RMG Sponsor II, LLC is the record holder of the shares reported herein. Each of our officers, directors and certain members of our Advisory Board is or will be, directly or indirectly, a member of RMG Sponsor II, LLC. MKC Investments LLC is the sole managing member of RMG Sponsor II, LLC, and Messrs. Carpenter, Mancini and Kassin are the managing members of MKC Investments LLC. As such, they may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by RMG Sponsor II, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

Does not include any shares indirectly owned by this individual as a result of a profit interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

Our initial shareholders beneficially own approximately 20.0% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In July 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”). On December 2, 2020, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the Company for no consideration. On December 9, 2020, the Company effected a share split with respect to the Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the share split. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

If we do not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On December 14, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 14, 2020, the Company borrowed approximately $151,000 under the Note. The Company repaid the Note balance in full on December 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business

Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Support Services Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries) which commenced on the date the Company’s securities were first listed on the New York Stock Exchange. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $18,000 in expenses in connection with such services during the period from December 14, 2020 through December 31, 2020 as reflected in the accompanying statement of operations. As of December 31, 2020, the Company had $18,000 in accrued expenses—related party in connection with such services as reflected in the accompanying balance sheet.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from July 28, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $50,470.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from July 28, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period from July 28, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from July 28, 2020 (inception) through December 31, 2020.

Fees for professional services provided by our independent registered public accounting firm from July 28 (inception):

For the Year ended December 31, 2020
Audit Fees(1)		$50,470
Audit-Related Fees(2)		$—
Tax Fees(3)		$—
All Other Fees(4)		$—
Total	$

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8 — Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association

4.1(1)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company, dated December 9, 2020

4.2***	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated December 9, 2020, among the Company, the Sponsor and the Company’s officers and directors

10.2(1)	Investment Management Trust Account Agreement, dated December 9, 2020, between Continental Stock Transfer & Trust Company and the Company

10.3(1)	Registration Rights Agreement, dated December 9, 2020, among the Company, the Sponsor and certain other security holders named therein

10.4(1)	Administrative Services Agreement, dated December 9, 2020, between the Company and the Sponsor

10.5(1)	Sponsor Warrants Purchase Agreement, dated December 9, 2020, between the Company and the Sponsor

10.6(1)	Indemnity Agreement, dated December 9, 2020, between the Company and D. James Carpenter

10.7(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Philip Kassin

10.8(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Robert S. Mancini

10.9(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Wesley Sima

10.10(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Craig Broderick

10.11(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Grant Gregory

10.12(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Thaddeus Miller

10.13(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Catherine D. Rice

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: March 23, 2021	/s/ Robert S. Mancini
Name: Robert S. Mancini
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatory	Position	Date

/s/ D. James Carpenter D. James Carpenter	Chairman of the Board and Director	March 23, 2021

/s/ Robert S. Mancini Robert S. Mancini	Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2021

/s/ Philip Kassin Philip Kassin	President, Chief Operating Officer and Director	March 23, 2021

/s/ Wesley Sima Wesley Sima	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021

/s/ Craig Broderick Craig Broderick	Director	March 23, 2021

/s/ W. Grant Gregory W. Grant Gregory	Director	March 23, 2021

/s/ W. Thaddeus Miller W. Thaddeus Miller	Director	March 23, 2021

/s/ Catherine D. Rice Catherine D. Rice	Director	March 23, 2021