Form 10-K/A
period 2020-12-31
RMG Acquisition Corp. II
filed 2021-03-26
CIK 1820143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8 — Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association

4.1(1)	Warrant Agreement, dated December 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent

4.2*	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated December 9, 2020, among the Company, the Sponsor and the Company’s officers and directors

10.2(1)	Investment Management Trust Account Agreement, dated December 9, 2020, between Continental Stock Transfer & Trust Company and the Company

10.3(1)	Registration Rights Agreement, dated December 9, 2020, among the Company, the Sponsor and certain other security holders named therein

10.4(1)	Administrative Services Agreement, dated December 9, 2020, between the Company and the Sponsor

10.5(1)	Sponsor Warrants Purchase Agreement, dated December 9, 2020, between the Company and the Sponsor

10.6(1)	Indemnity Agreement, dated December 9, 2020, between the Company and D. James Carpenter

10.7(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Philip Kassin

10.8(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Robert S. Mancini

10.9(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Wesley Sima

10.10(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Craig Broderick

10.11(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Grant Gregory

10.12(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Thaddeus Miller

10.13(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Catherine D. Rice

14.01*	Code of Ethics and Business Conduct of RMG Acquisition Corporation II

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: March 26, 2021	/s/ Robert S. Mancini
Name: Robert S. Mancini
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatory	Position	Date

/s/ D. James Carpenter D. James Carpenter	Chairman of the Board and Director	March 26, 2021

/s/ Robert S. Mancini Robert S. Mancini	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2021

/s/ Philip Kassin Philip Kassin	President, Chief Operating Officer and Director	March 26, 2021

/s/ Wesley Sima Wesley Sima	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2021

/s/ Craig Broderick Craig Broderick	Director	March 26, 2021

/s/ W. Grant Gregory W. Grant Gregory	Director	March 26, 2021

/s/ W. Thaddeus Miller W. Thaddeus Miller	Director	March 26, 2021

/s/ Catherine D. Rice Catherine D. Rice	Director	March 26, 2021