Form 10-K/A
period 2020-12-31
RMG Acquisition Corp. II
filed 2021-05-11
CIK 1820143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

RMG Acquisition Corporation II (the “Company”) is filing this Amendment No. 2 to its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021 and the first amendment thereto filed on Form 10-K/A filed with the SEC on March 26, 2021 (together, the “Original 10-K”).

Background of Restatement

On May 11, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 14, 2020, which was related to its IPO (as defined below), and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) to December 31, 2020 (collectively, the “Relevant Periods”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 7,026,807 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, Derivatives and Hedging, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the Consolidated Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Consolidated Statement of Changes in Temporary Equity and Permanent Equity to reflect this presentation change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of December 14, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 18, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from July 28, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of temporary equity by approximately $21.9 million and $31.9 million as of December 14, 2020 and December 31, 2020, respectively;

•	understatement of additional paid-in capital and accumulated deficit by approximately $10.8 million as of December 31, 2020;

•	understatement of net loss by approximately $10.8 million for the period from July 28, 2020 through December 31, 2020; and

•	understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $(1.37) for the period from July 28, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 7,026,807 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 11, 2021, after consultation with our independent registered public accounting firm, management and the audit committee of our Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 14, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) to December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on May 11, 2021, after consultation with our independent registered public accounting firm, management and the Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of December 14, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) to December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation and the preparation for our Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 28, 2020 (inception) through December 31, 2020, we had a net loss of approximately $11.0 million, which consists of changes in fair value of warrant liabilities of $10.0 million, financing costs for our warrant liabilities of approximately $793,000 and general and administrative expenses of $204,000 partially offset by unrealized gain on investments held in the Trust Account of $1,000.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 11,500,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,026,807 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A ordinary shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,874,959 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) through December 31, 2020, have been restated to correct an error.

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

Melville, NY

March 23, 2021 except for the effects of the restatement disclosed in Note 2, as to which the date is May 11, 2021

RMG Acquisition Corporation II

BALANCE SHEET

December 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$3,334,227
Prepaid expenses	1,220,558

Total current assets	4,554,785
Investments held in Trust Account	345,000,963

Total Assets	$349,555,748

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,301,044
Accrued expenses	146,000
Accrued expenses - related party	18,000
Note payable - related party	—

Total current liabilities	1,465,044
Deferred legal fees	400,000
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	31,866,110

Total liabilities	45,806,154
Commitments and Contingencies (Note 7)
Class A ordinary shares; 29,874,959 shares subject to possible redemption at $10.00 per share	298,749,590
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,625,041 shares issued and outstanding (excluding 29,874,959 shares subject to possible redemption)	463
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	15,999,145
Accumulated deficit	(11,000,467)

Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$349,555,748

The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corporation II

STATEMENT OF OPERATIONS

For The Period From July 28, 2020 (inception) through December 31, 2020

(As Restated)

Operating expenses
General and administrative expenses	$203,818

Loss from operations	(203,818)
Other income (expense)
Change in fair value of derivative liabilities	(10,004,480)
Financing costs – derivative warrant liabilities	(793,180)
Interest income	48
Unrealized gain on investments held in Trust Account	963

Total other income (expense)	(10,796,649)

Net loss	$(11,000,467)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	30,510,382

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$—

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Ordinary Shares	8,056,384

Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(1.37)

The accompanying notes are an integral part of these financial statements.

RMG Acquisition Corporation II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Period From July 28, 2020 (inception) through December 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	331,426,550	—	331,430,000
Offering costs	—	—	—	—	(18,953,520)	—	(18,953,520)
Sale of private placement warrants to Sponsor	—	—	—	—	2,248,581	—	2,248,581
Shares subject to possible redemption	(29,874,959)	(2,987)	—	—	(298,746,603)	—	(298,749,590)
Net loss	—	—	—	—	—	(11,000,467)	(11,000,467)

Balance - December 31, 2020	4,625,041	$463	8,625,000	$863	$15,999,145	$(11,000,467)	$5,000,004

The accompanying notes are an integral part of these financial statements

RMG Acquisition Corporation II

STATEMENT OF CASH FLOWS

For The Period From July 28, 2020 (inception) through December 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(11,000,467)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Unrealized gain on investments held in Trust Account	(963)
Change in fair value of derivative warrant liabilities	10,004,480
Financing costs – derivative warrant liabilities	793,180
Changes in operating assets and liabilities:
Prepaid expenses	76,442
Accounts payable	4,044
Accrued expenses	46,900
Accrued expenses - related party	18,000

Net cash used in operating activities	(33,384)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	151,116
Repayment of amounts due to related parties	(151,116)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,540,211
Offering costs paid	(7,172,600)

Net cash provided by financing activities	348,367,611

Net increase in cash	3,334,227
Cash - beginning of the period	—

Cash - ending of the period	$3,334,227

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$99,100
Deferred legal fees	$400,000
Deferred underwriting commissions	$12,075,000
Value of Class A ordinary shares subject to possible redemption	$308,903,250
Change in value of Class A ordinary shares subject to possible redemption	$(10,153,660)

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

The Company’s sponsor is RMG Sponsor II, LLC. The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $6.9 million in underwriting commissions paid upon closing of the Initial Public Offering, $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,026,807 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.5 million (Note 5).

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 by the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of the Founders Shares (as defined in Note 6), and loan proceeds from the Sponsor of approximately $151,000 under the Note (as defined in Note 6). The Company repaid the Note in full on December 15, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of December 9, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 7,026,807 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5 and Note 9). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging —Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and Form 10-K/A. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

Additionally, the Company revised the Consolidated Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the Consolidated Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Consolidated Statement of Changes in Temporary Equity and Permanent Equity to reflect this presentation change.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from July 21, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$349,555,748	$—	$349,555,748

Liabilities and shareholders’ equity
Total current liabilities	$1,465,044	$—	$1,465,044
Deferred legal fees	400,000		400,000
Deferred underwriting commissions	12,075,000		12,075,000
Derivative warrant liabilities	—	31,866,110	31,866,110

Total liabilities	13,940,044	31,866,110	45,806,154
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	330,615,700	(31,866,110)	298,749,590
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	144	319	563
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,201,804	10,797,341	15,999,145
Accumulated deficit	(202,807)	(10,797,660)	(11,000,467)

Total shareholders’ equity	5,000,004	—	5,000,004

Total liabilities and shareholders’ equity	$349,555,748	$—	$349,555,748

	Period From July 28, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(203,818)	$—	$(203,818)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(10,004,480)	(10,004,480)
Financing costs - derivative warrant liabilities	—	(793,180)	(793,180)
Interest income	48		48
Unrealized gain on investments held in Trust Account	963	—	963

Total other (expense) income	1,011	(10,797,660)	(10,796,649)

Net loss	$(202,807)	$(10,797,660)	$(11,000,467)

Basic and Diluted weighted-average Class A ordinary share outstanding	33,070,906		30,510,382

Basic and Diluted net income per Class A ordinary shares	$0.00		$—

Basic and Diluted weighted-average Class B ordinary share outstanding	7,796,052		8,056,384

Basic and Diluted net loss per Class B ordinary shares	$(0.03)		$(1.37)

	Period From July 28, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(202,807)	$(10,797,660)	$(11,000,467)
Adjustments to reconcile net loss to net cash used in operating activities	24,037	10,797,660	10,821,697
Net cash used in operating activities	(33,384)	—	(33,384)
Net cash used in investing activities	(345,000,000)	—	(345,000,000)
Net cash provided by financing activities	348,367,611	—	348,367,611
Net change in cash	$3,334,227	$—	$3,334,227

In addition, the impact to the balance sheet dated December 14, 2020, filed on Form 8-K on December 18, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $22.8 million increase to the derivative warrant liabilities line item at December 14, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet at December 14, 2020:

	As of December 14, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$349,888,195	$—	$349,888,195

Liabilities and shareholders’ equity
Total current liabilities	$1,648,308	$—	$1,648,308
Deferred legal fees	400,000		400,000
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	21,861,630	21,861,630

Total liabilities	14,123,308	21,861,630	35,984,938
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	330,764,880	(21,861,630)	308,903,250
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	142	219	361
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,052,626	792,961	5,845,587
Accumulated deficit	(53,624)	(793,180)	(846,804)

Total shareholders’ equity	5,000,007	—	5,000,007

Total liabilities and shareholders’ equity	$349,888,195	$—	$349,888,195

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the period from July 21, 2020 (inception) through December 31, 2020 and for the period from July 21, 2020 (inception) through September 30, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 10):

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

Offering Costs Associated With the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 11,500,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,026,807 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,874,959 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Components of Equity

Upon the IPO, the Company issued Class A Ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $13,570,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $19,746,700, to the Class A Ordinary shares. A portion of the 34,500,000 Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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
Income from investments held in Trust Account	833
Less: Company’s portion available to be withdrawn to pay taxes	—

Net earnings	833

Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	30,510,382

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net Loss minus Net Earnings
Net loss	(11,000,467)
Net earnings	833

Non-redeemable net loss	$(10,999,633)

Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	8,056,384

Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(1.37)

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

Note 4—Initial Public Offering

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

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8—Shareholders’ Equity

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 34,500,000 shares of Class A ordinary shares issued or outstanding, including 29,874,959 shares of Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share surrender and share split described in Note 6. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 9—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 11,500,000 and 7,026,807 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 10. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,000,963	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$19,780,000
Derivative warrant liabilities - Private Warrants	$—	$—	$12,086,110

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 28, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $10.0 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 14, 2020	As of December 31, 2020
Stock price	$9.61	$10.58
Volatility	21.00%	22.00%
Expected life of the options to convert	5.0	5.0
Risk-free rate	0.48%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from July 22, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 3, 2020 (inception)	$—
Issuance of Public and Private Warrants	21,861,630
Change in fair value of derivative warrant liabilities	10,004,480

Derivative warrant liabilities at December 31, 2020	$31,866,110

Note 11. Subsequent Events

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

None.

Item 9.A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who is our principal executive and financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 28, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.” Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from July 28, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in December 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9.B. Other Information

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
D. James Carpenter	54	Chairman and Director
Robert S. Mancini	63	Chief Executive Officer and Director
Philip Kassin	63	President, Chief Operating Officer and Director
Wesley Sima	33	Chief Financial Officer
Craig Broderick	62	Director
W. Grant Gregory	80	Director
W. Thaddaeus Miller	70	Director
Catherine D. Rice	61	Director

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

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

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

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
D. James Carpenter	Riverside Management Group, LLC	Merchant Bank	Founder and Chief Executive Officer
	RMG Acquisition Corp.	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chairman
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chairman

Robert S. Mancini	RMG Acquisition Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chief Executive Officer and Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chief Executive Officer
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chief Executive Officer and Director

	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chief Executive Officer
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chief Executive Officer

Philip Kassin	RMG Acquisition Corp.	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	President, Chief Operating Officer and Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	President, Chief Operating Officer and Director

Wesley Sima	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Chief Financial Officer
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Chief Financial Officer

Craig Broderick	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Goldman, Sachs & Co.		Senior Director
	Stone Point Capital	Investment Bank	Senior Advisor
	Bank of Montreal	Private Equity Firm	Director
	McDermott International	Bank	Director
Construction

W. Grant Gregory	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director

	RMG Acquisition Corp. V	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Oakland Financial Services	Financial Advisor	Chairman
	Arbor Bank	Bank	Chairman
	Gregory & Hoenemeyer, Inc.	Financial Advisor	Chairman

W. Thaddeus Miller	RMG Acquisition Corp.	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Calpine Corporation		Executive Vice Chairman and Board Member

Catherine D. Rice	RMG Acquisition Corp. III	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. IV	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VI	Special Purpose Acquisition Company	Director
	RMG Acquisition Corp. VII	Special Purpose Acquisition Company	Director
	Colony Real Estate	Real Estate	Director
	Store Capital Corporation	Real Estate	Director

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

Item 11. Executive Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Certain of our directors and officers have received a grant of profits interest from our sponsor. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. Please see the section entitled “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8 — Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association

4.1(1)	Warrant Agreement, dated December 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent

4.2(2)	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated December 9, 2020, among the Company, the Sponsor and the Company’s officers and directors

10.2(1)	Investment Management Trust Account Agreement, dated December 9, 2020, between Continental Stock Transfer & Trust Company and the Company

10.3(1)	Registration Rights Agreement, dated December 9, 2020, among the Company, the Sponsor and certain other security holders named therein

10.4(1)	Administrative Services Agreement, dated December 9, 2020, between the Company and the Sponsor

10.5(1)	Sponsor Warrants Purchase Agreement, dated December 9, 2020, between the Company and the Sponsor

10.6(1)	Indemnity Agreement, dated December 9, 2020, between the Company and D. James Carpenter

10.7(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Philip Kassin

10.8(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Robert S. Mancini

10.9(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Wesley Sima

10.10(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Craig Broderick

10.11(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Grant Gregory

10.12(1)	Indemnity Agreement, dated December 9, 2020, between the Company and W. Thaddeus Miller

10.13(1)	Indemnity Agreement, dated December 9, 2020, between the Company and Catherine D. Rice

14.01(2)	Code of Ethics and Business Conduct of RMG Acquisition Corporation II.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K/A filed on March 26, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: May 11, 2021	/s/ Robert S. Mancini
Name: Robert S. Mancini
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ D. James Carpenter
Name:	D. James Carpenter
Title:	Chairman and Director
Date:	May 11, 2021

/s/ Robert S. Mancini
Name:	Robert S. Mancini
Title:	Chief Executive Officer and Director
Date:	May 11, 2021

/s/ Philip Kassin
Name:	Philip Kassin
Title:	President, Chief Operating Officer and Director
Date:	May 11, 2021

/s/ Wesley Sima
Name:	Wesley Sima
Title:	Chief Financial Officer
Date:	May 11, 2021

/s/ Craig Broderick
Name:	Craig Broderick
Title:	Director
Date:	May 11, 2021

/s/ W. Grant Gregory
Name:	W. Grant Gregory
Title:	Director
Date:	May 11, 2021

/s/ W. Thaddeus Miller
Name:	W. Thaddeus Miller
Title:	Director
Date:	May 11, 2021

/s/ Catherine D. Rice
Name:	Catherine D. Rice
Title:	Director
Date:	May 11, 2021