Form 10-Q
period 2021-03-31
RMG Acquisition Corp. II
filed 2021-05-25
CIK 1820143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 25, 2021, 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B common shares, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORPORATION II

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RMG ACQUISITION CORPORATION II

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,691,425	$3,334,227
Prepaid expenses	884,231	1,220,558

Total current assets	2,575,656	4,554,785
Cash held in Trust Account	345,006,059	345,000,963

Total Assets	$347,581,715	$349,555,748

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$15,036	$1,301,044
Accrued expenses	226,256	146,000
Accrued expenses - related party	18,000	18,000

Total current liabilities	259,292	1,465,044
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	26,678,600	31,866,110

Total liabilities	39,412,892	45,806,154

Commitments and Contingencies
Class A ordinary shares; 30,316,882 and 29,874,959 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	303,168,820	298,749,590

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,183,118 and 4,625,041 shares issued and outstanding (excluding 30,316,882 and 29,874,959 shares subject to possible redemption) at March 31, 2021 and December 31, 2020	418	463
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	11,579,960	15,999,145
Accumulated deficit	(6,581,238)	(11,000,467)

Total shareholders’ equity	5,000,003	5,000,004

Total Liabilities and Shareholders’ Equity	$347,581,715	$349,555,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating expenses
General and administrative expenses	$773,426

Loss from operations	(773,426)
Other income (expense)
Change in fair value of derivative warrant liabilities	5,187,510
Interest income	48
Unrealized gain on investments held in Trust Account	5,097

Total other income (expense)	5,192,655

Net income	$4,419,229

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	30,049,323

Basic and diluted net income per share, common stock subject to redemption	$—

Weighted average shares outstanding of common stock, basic and diluted	13,245,131

Basic and diluted net income per share, common stock	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	4,625,041	$463	8,625,000	$863	$15,999,145	$(11,000,467)	$5,000,004
Shares subject to possible redemption	(441,923)	(45)	—	—	(4,419,185)	—	(4,419,230)
Net income	—	—	—	—	—	4,419,229	4,419,229

Balance - March 31, 2021 (unaudited)	4,183,118	$418	8,625,000	$863	$11,579,960	$(6,581,238)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$4,419,229
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,187,510)
Unrealized gain on investments held in Trust Account	(5,096)
Changes in operating assets and liabilities:
Prepaid expenses	336,327
Accounts payable	(1,286,008)
Accrued expenses	80,256

Net cash used in operating activities	(1,642,802)

Net decrease in cash	(1,642,802)
Cash - beginning of the period	3,334,227

Cash - ending of the period	$1,691,425

Supplemental disclosure of noncash investing and financing activities:
Value of Class A ordinary shares subject to possible redemption	$4,419,230

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 28, 2020 (date of inception) through March 31, 2021 relates to the Company’s formation and the preparation for the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RMG Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions and $400,000 in deferred legal fees (Note 6).

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.7 million in cash, and working capital of approximately $2.3 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 by the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $151,000 under the Note (as defined in Note 5). The Company repaid the Note in full on December 15, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 2 to in the Form 10-K/A filed by the Company with the SEC on May 11, 2021.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of approximately $345.0 million as of March 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of March 31, 2021, the recorded values of cash and cash held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

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

The Company issued an aggregate of 11,500,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,026,807 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been public market quoted prices. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 30,316,882 and 29,874,959, respectively, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,526,807 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Net income (loss) per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

The basic and diluted income per common share is calculated as follows:

Reconciliation of Net Income (Loss) per Share:

For The Three Months Ended March 31, 2021
Redeemable Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Income from investments held in Trust Account	4,479
Less: Company’s portion available to be withdrawn to pay taxes	—

Net earnings	4,479

Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	30,049,323

Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$--

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net Income plus Net Earnings
Net income	4,419,229
Net income allocable to Class A common stock subject to possible redemption	4,479

Non-redeemable net income	$4,423,708

Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	13,245,131

Basic and diluted net income per share, Non-Redeemable Class A and Class B ordinary shares	$0.33

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Related Party Loans

On July 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. As of March 31, 2021, the Company borrowed approximately $151,000 under the Note. The Company repaid the Note balance in full on December 15, 2020.

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

Administrative Services Agreement

The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying statement of operations. As of March 31, 2021, the Company had nil in accrued expenses—related-party in connection with such services.

Note 6 — Commitments & Contingencies

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the initial Business Combination. As of March 31, 2021, the Company recorded an aggregate of $400,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, and December 31, 2020, the Company had 34,500,000 Class A ordinary shares issued or outstanding, including 30,316,882 and 29,874,959, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On July 30, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share surrender and share split described in Note 5. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares are subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 14, 2020; thus, the 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Note 8 — Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 11,500,000 Public Warrants and 7,026,807 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,006,059	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$16,560,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$10,118,600	$—

December 31, 2020:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,000,963	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$19,780,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$12,086,110

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. The Private Placement Warrant were transferred from a Level 3 measurement to a Level 2 measurement in February 2021, when the Public Warrants were separately listed as the Public and Private Placement Warrants are viewed as economically equivalent.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public and Private Placement Warrants has been based on public market quoted prices which was $1.44 at March 31, 2021. The Company recognized a benefit to the statement of operations resulting from the decrease in the fair value of the derivative warrant liabilities of approximately $5.2 million, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

RMG ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The change in the fair value of the level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2020	$31,866,110
Transfer of Public Warrants to Level 1	(16,560,000)
Transfer of Private Placement Warrants to Level 2	(10,118,600)
Change in fair value of derivative warrant liabilities	(5,187,510)

Level 3 derivative warrant liabilities at March 31, 2021	$—

Note 10 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 25, 2021, the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on May 11, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception through March 31, 2021 were those related to our formation, the preparation for our Initial Public Offering and activities in connection with the acquisition of ReNew. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other merger and acquisition expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income loss of approximately $4.4 million, which consists of changes in the derivative warrant liabilities of approximately $5.2 million, financing costs for our warrant liabilities of approximately $5.2 million and unrealized gain on investments held in the Trust Account of approximately $5,000, partially offset by approximately $773,000 in general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.7 million in our operating bank account and working capital of approximately $2.3 million. We used these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Our Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of our Business Combination; and (ii) subsequent to our Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Administrative Services Agreement

We agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the Business Combination or the our liquidation, we will cease paying these monthly fees. We incurred $120,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying statement of operations. As of March 31, 2021, we had nil in accrued expenses—related-party in connection with such services.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Administrative Services Agreement

Commencing on the effective date of our Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

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

As of March 31, 2021, the recorded values of cash and cash held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.

Class A ordinary shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 30,316,882 and 29,874,959, respectively Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,526,807 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Net income or loss per share, basic and diluted, for Non-Redeemable Class A and Class B ordinary shares is calculated by dividing the net income or loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares shares’ proportionate interest.

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

For more information about the Business Combination Agreement and the proposed ReNew India Business Combination, see our Current Report on Form 8-K filed with the SEC on February 24, 2021 and the ReNew India Disclosure Statement that we will file with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed ReNew India Business Combination and does not contain the risks associated with the proposed ReNew India Business Combination. Such risks and effects relating to the proposed ReNew India Business Combination will be included in the ReNew India Disclosure Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of December 14, 2020 and previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements in our Annual Report, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in our Annual Report.

Remediation Plan

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Business Combination Agreement, dated as of February 24, 2021, by and among RMG Acquisition Corporation II, the RMG II Representative, Renew Power Global Merger Sub, Renew Energy Global Limited, Renew Power Private Limited, and certain major shareholders of Renew Power Private Limited listed therein.(1)

10.1	Form of Subscription Agreement.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: May 25, 2021		/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021		/s/ Wesley Sima
	Name:	Wesley Sima
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)