Form 10-Q
period 2021-06-30
RMG Acquisition Corp. II
filed 2021-08-16
CIK 1820143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
As of August 16, 2021,
34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B common shares, $0.0001 par value, issued and outstanding.

RMG ACQUISITION CORPORATION II
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RMG ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)

Assets:
Current assets:
Cash	$1,085,419	$3,334,227
Prepaid expenses	549,110	1,220,558

Total current assets	1,634,529	4,554,785
Cash held in Trust Account	345,011,212	345,000,963

Total Assets	$346,645,741	$349,555,748

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$68,236	$1,301,044
Accrued expenses	250,250	146,000
Accrued expenses - related party	18,000	18,000

Total current liabilities	336,486	1,465,044
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	30,939,770	31,866,110

Total liabilities	43,751,256	45,806,154

Commitments and Contingencies (refer to Note 6)
Class A ordinary shares; 29,789,448 and 29,874,959 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	297,894,480	298,749,590

Shareholders’ Equity:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,710,552 and 4,625,041 shares issued and outstanding (excluding 29,789,448 and 29,874,959 shares subject to possible redemption) at June 30, 2021 and December 31, 2020	471	463
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	16,854,247	15,999,145
Accumulated deficit	(11,855,576)	(11,000,467)

Total shareholders’ equity	5,000,005	5,000,004

Total Liabilities and Shareholders’ Equity	$346,645,741	$349,555,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Operating expenses
General and administrative expenses	$1,018,346	$1,791,772

Loss from operations	(1,018,346)	(1,791,772)
Other income (expense)
Change in fair value of derivative warrant liabilities	(4,261,170)	926,340
Interest income	25	73
Unrealized gain on investments held in Trust Account	5,153	10,250

Total other income (expense)	(4,255,992)	936,663

Net loss	$(5,274,338)	$(855,109)

Weighted average shares outstanding of ordinary shares subject to redemption, basic and diluted	30,316,882	30,094,672

Basic and diluted net income per share, ordinary shares subject to redemption	$—	$—

Weighted average shares outstanding of ordinary shares, basic and diluted	12,808,118	13,135,878

Basic and diluted net loss per share, ordinary shares	$(0.41)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	4,625,041	$463	8,625,000	$863	$15,999,145	$(11,000,467)	$5,000,004
Shares subject to possible redemption	(441,923)	(45)	—	—	(4,419,185)	—	(4,419,230)
Net income	—	—	—	—	—	4,419,229	4,419,229

Balance - March 31, 2021 (unaudited)	4,183,118	$418	8,625,000	$863	$11,579,960	$(6,581,238)	$5,000,003
Shares subject to possible redemption	527,434	53	—	—	5,274,287	—	5,274,340
Net loss	—	—	—	—	—	(5,274,338)	(5,274,338)

Balance - June 30, 2021 (unaudited)	4,710,552	$471	8,625,000	$863	$16,854,247	$(11,855,579)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

RMG ACQUISITION CORPORATION II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(855,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(926,340)
Unrealized gain on investments held in Trust Account	(10,249)
Changes in operating assets and liabilities:
Prepaid expenses	671,448
Accounts payable	(1,232,808)
Accrued expenses	104,250
Net cash used in operating activities	(2,248,808)

Net increase in cash	(2,248,808)

Cash - beginning of the period	3,334,227

Cash - end of the period	$1,085,419

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$855,110
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 28, 2020 (date of inception) through June 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.
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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Proposed ReNew India Business Combination
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
and
one-third
of one redeemable warrant, subject to certain conditions and (ii) immediately following the separation of each Unit each (a) Class A ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one Class A ordinary share of ReNew Global (“ReNew Global Class A Share”) and (b) Class B ordinary share issued and outstanding immediately prior to the closing will convert to one Class A ordinary share and shall be cancelled in exchange for the issuance of one ReNew Global Class A Share, and (c) immediately following such cancellation, the Company shall issue 43,125,000 Class A ordinary shares to ReNew Global in consideration for the of ReNew Global Class A Shares, (d) each redeemable warrant shall remain outstanding, but shall be adjusted to become a warrant to purchase 1.0917589 ReNew Global Class A Shares (each, a “Company Adjusted Warrant”), which shall be subject to the terms and conditions set forth in the Amended and Restated Warrant Agreement to be executed in connection with the closing (including any repurchase rights and cashless exercise provisions), except that each Company Adjusted Warrant will be exercisable (or will become exercisable in accordance with its terms) for 1.0917589 ReNew Global Class A Shares.
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
For more information about the Business Combination Agreement and the proposed ReNew India Business Combination, see the Definitive Proxy Statement filed with the SEC on July 28, 2021. Unless specifically stated, this Quarterly Report does not give effect to the proposed ReNew India Business Combination and does not contain the risks associated with the proposed ReNew India Business Combination. Such risks and effects relating to the proposed ReNew India Business Combination are included in the Definitive Proxy Statement filed with the SEC on July 28, 2021

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.1 million in cash, and working capital of approximately $1.3 million.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 2 to in the Form
10-K/A
filed by the Company with the SEC on May 11, 2021.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020
.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market
data exists, therefore requiring an entity to develop its own assumptions, such
as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
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
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been public market quoted prices. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020,
29,789,448 and 29,874,959
, respectively, shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months
.
Net Earnings (Loss) Per Share
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
The Company’s statements of operations includes a presentation of earnings (loss) per share for Redeemable Class A ordinary share in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
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
The basic and diluted income per common share is calculated as follows:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$4,450	$8,851
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares subject to possible redemption	$4,450	$8,851

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	30,316,882	30,094,672

Basic and diluted net income per share	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(5,274,338)	$(855,109)
Less: net income allocable to Class A ordinary shares subject to possible redemption	4,450	8,851

Non-redeemable net loss	$(5,278,788)	$(863,960)

Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,808,118	13,135,878

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.41)	$(0.07)

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Related Party Loans
On July 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding related to the Note.
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
Administrative Services Agreement
The Company agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $240,000 in expenses in connection with such services during the three and six months ended June 30, 2021 as reflected in the accompanying statements of operations. As of June 30, 2021 and December 31, 2020, the Company had $
18,000 in accrued expenses—related-party in connection with such services.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the initial Business Combination. As of June 30, 2021 and December 31, 2020, the Company
recorded an aggregate of $400,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.
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
Note 7 — Shareholders’ Equity
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, and December 31, 2020, the Company had 34,500,000 Class A ordinary shares issued or outstanding, including 29,789,448 and 29,874,959, respectively, Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Note 8 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 11,500,000 Public Warrants and 7,026,807 Private Placement Warrants outstanding.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

redeemed; provided that if the

Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement
.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,011,212	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$19,205,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$11,734,770	$—
December 31, 2020:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,000,963	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$19,780,000
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$12,086,110
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. The Private Placement Warrant were transferred from a Level 3 measurement to a Level 2 measurement in February 2021, when the Public Warrants were separately listed as the Public and Private Placement Warrants are viewed as economically equivalent.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public and Private Placement Warrants has been based on public market quoted prices which was $
1.67
 at June 30, 2021. The Company recognized a (benefit) loss to the statements of operations resulting from the (decrease) increase in the fair value of the derivative warrant liabilities of approximately $(
4.3
) million and $926,000 for the three and six months ended June 30, 2021, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

RMG ACQUISITION CORPORATION II
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The change in the fair value of the level 3 derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2020	$31,866,110
Transfer of Public Warrants to Level 1	(16,560,000)
Transfer of Private Placement Warrants to Level 2	(10,118,600)
Change in Level 3 fair value of derivative warrant liabilities	(5,187,510)

Level 3 derivative warrant liabilities at March 31, 2021	$—
Change in Level 3 fair value of derivative warrant liabilities	—

Level 3 derivative warrant liabilities at June 30, 202 1	$—

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
In consideration for the Merger, (i) each Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-third
of one redeemable warrant, subject to certain conditions and (ii) immediately following the separation of each Unit each (a) Class A ordinary share issued and outstanding immediately prior to the closing shall be cancelled in exchange for the issuance of one Class A ordinary share of ReNew Global (“ReNew Global Class A Share”) and (b) Class B ordinary share issued and outstanding immediately prior to the closing will convert to one Class A ordinary share and shall be cancelled in exchange for the issuance of one ReNew Global Class A Share, and (c) immediately following such cancellation, the Company shall issue 43,125,000 Class A ordinary shares to ReNew Global in consideration for the of ReNew Global Class A Shares, (d) each redeemable warrant shall remain outstanding, but shall be adjusted to become a warrant to purchase 1.0917589 ReNew Global Class A Shares (each, a “Company Adjusted Warrant”), which shall be subject to the terms and conditions set forth in the Amended and Restated Warrant Agreement to be executed in connection with the closing (including any repurchase rights and cashless exercise provisions), except that each Company Adjusted Warrant will be exercisable (or will become exercisable in accordance with its terms) for 1.0917589 ReNew Global Class A Shares.
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
For more information about the Business Combination Agreement and the proposed ReNew India Business Combination, see our Definitive Proxy Statement filed with the SEC on July 28, 2021. Unless specifically stated, this Quarterly Report does not give effect to the proposed ReNew India Business Combination and does not contain the risks associated with the proposed ReNew India Business Combination. Such risks and effects relating to the proposed ReNew India Business Combination are included in the Definitive Proxy Statement filed with the SEC on July 28, 2021.

Results of Operations
Our only activities from inception through June 30, 2021 were those related to our formation, the preparation for our Initial Public Offering and activities in connection with the acquisition of ReNew. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other merger and acquisition expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $5.3 million, which consists of changes in the derivative warrant liabilities of approximately $4.3 million, and approximately $1.0 million in general and administrative costs, partially offset by unrealized gain on investments held in the Trust Account of approximately $5,000.
For the six months ended June 30, 2021, we had a net loss of approximately $855,000, which consists of changes in the derivative warrant liabilities of approximately $926,000 and unrealized gain on investments held in the Trust Account of approximately $10,000, partially offset by approximately $1.8 million in general and administrative costs.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.3 million. We used these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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

Related Party Reimbursements and Loans
Our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to our Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing, unsecured and due upon the closing of our Initial Public Offering. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding related to the Note.
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
Administrative Services Agreement
We agreed to pay an affiliate of the Sponsor a total of $40,000 per month for office space, administrative and support services (including salaries). Upon completion of the Business Combination or the our liquidation, we will cease paying these monthly fees. We incurred $120,000 and $240,000 in expenses in connection with such services during the three and six months ended June 30, 2021, respectively, as reflected in the accompanying statements of operations. As of June 30, 2021 and December 31, 2020, we had $18,000 in accrued expenses—related-party in connection with such services.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results
As of June 30, 2021 and December 31, 2020, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public and Private Placement Warrants has been based on public market quoted prices which was $1.67 at June 30, 2021. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
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

Class A ordinary shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 29,789,448 and 29,874,959, respectively Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Our statements of operations includes a presentation of earnings (loss) per share for Redeemable Class A ordinary shares in a manner similar to the two-class
method of earnings (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A ordinary shares is calculated by dividing the proportionate share of earnings or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
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
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in our Form
10-K/A
for the period ended December 31, 2020.
Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form
10-Q
filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No.	Description of Exhibit

1.1	Business Combination Agreement, dated as of February 24, 2021, by and among RMG Acquisition Corporation II, the RMG II Representative, Renew Power Global Merger Sub, Renew Energy Global Limited, Renew Power Private Limited, and certain major shareholders of Renew Power Private Limited listed therein.(1)

10.1	Form of Subscription Agreement.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG ACQUISITION CORPORATION II

Date: August 16, 2021		/s/ Robert S. Mancini
	Name:	Robert S. Mancini
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021		/s/ Wesley Sima
	Name:	Wesley Sima
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)